Form 10QSB
period 2001-06-30
VERTICAL SOLUTIONS INC
filed 2001-08-03
CIK 1130179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER: 000-32177

                             VERTICAL SOLUTIONS INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                               98-0336084
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


              #280-815 West Hastings Street, Vancouver, BC, V6C 1B4
                    (Address of principal executive offices)

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

As of June 30, 2001, the Registrant had 26,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS
                                                                PAGE

PART I -    FINANCIAL INFORMATION                                 3

ITEM 1.     FINANCIAL STATEMENTS                                  3

   BALANCE SHEET AS OF JUNE 30, 2001                              3

   INTERIM STATEMENTS OF OPERATIONS FOR
   THE SIX MONTHS ENDED JUNE 30, 2001                             4

   INTERIM STATEMENT OF STOCKHOLDERS'
   EQUITY FOR THE PERIOD FROM NOVEMBER 1, 2000
   (INCEPTION) TO JUNE 30, 2001                                   5

   STATEMENTS OF CASH FLOWS FOR THE SIX
   MONTHS ENDED JUNE 30, 2001                                     6

   NOTES TO FINANCIAL STATEMENTS                                  7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

PART II -   OTHER INFORMATION                                     9

ITEM 1.     LEGAL PROCEEDINGS                                     9

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS             9

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                       9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                               9

ITEM 5.     OTHER INFORMATION                                     9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      9

SIGNATURE

PART I. -     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             VERTICAL SOLUTIONS INC.
                         (A Development Stage Company)

                         INTERIM BALANCE SHEETS

                                                June 30,
                                                 2001             December 31,
                                               (Unaudited)             2000
                                               -------------------------------

ASSETS
------

CURRENT ASSETS
Cash                                              55               $    108
Cash  -in trust                                  974                  6,669
                                               -------------------------------
                                            $  1,029               $  6,777
                                               -------------------------------

                               LIABILITIES
                               -----------

CURRENT LIABILITIES
Accounts payable and accrued liabilities     $ 1,046              $   3,611
Due to related party (Note 3)                  6,851                  6,851
                                               -------------------------------
                                               7,897                 10,462
                                               -------------------------------

                  SHAREHOLDERS' EQUITY (DEFICIENCY)
                  ---------------------------------

SHARE CAPITAL
Authorized:     100,000,000 common
                shares with a par value
                of $0.001 per share
Issued:         26,000 (2,000-26,000)
                common shares                     26                     26

DEFICIT ACCUMULATED DURING
  DEVELOPMENT STAGE                           (6,894)                (3,711)
                                               -------------------------------
                                              (6,868)                (3,685)
                                               -------------------------------
                                            $  1,029)                $6,777
                                               -------------------------------

Approved on Behalf of the Board:

/s/Richard Silas                            /s/Nicolas Awde
---------------------------                ----------------------------
Director                                    Director

     The accompanying notes are an integral part of these interim financial statements

                             VERTICAL SOLUTIONS INC.
                         (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                           Six Months     November 1, 2000
                                              Ended       (inception) to
                                          June 30, 2001    June 30, 2001
                                           (Unaudited)      (Unaudited)
                                          ---------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

     Audit                                   $   -            $     948
     Bank Charges                                  52                52
     Legal                                      1,882             4,544
     Office and general                         1,249             1,350
                                             ----------------------------

NET LOSS FOR THE PERIOD                      $  3,183         $   6,894
                                             ============================

BASIC NET LOSS PER SHARE                      $(0.122)          $(0.265)
                                             ============================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            26,000            26,000
                                             ============================




    The accompanying notes are an integral part of these interim financial statements

                          VERTICAL SOLUTIONS INC.
                      (A Development Stage Company)

       INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

        FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION,
                            TO JUNE 30, 2001

                              (Unaudited)


                                                                        Deficit
                                                                      Accumulated
                                                                         during          Shareholders'
                                          Common         Amount        Development            Equity
                                          Stock            $              Stage            (Deficiency)
                                       -------------------------------------------------------------------
Common stock issued for cash:

     November 1, 2000                   2,000          $       2      $     -           $       2
     November 2, 2000                  24,000                 24            -                  24

Net loss for the period
  November 1, 2000, date of
  incorporation,  to
  December 31, 2000                      -                  -             (3,711)          (3,711)
                                       ----------------------------------------------------------

Balance December 31, 2000              26,000                 26          (3,711)          (3,685)
                                       ----------------------------------------------------------

Net loss for the six months
  Ended June 30, 2001                    -                  -             (3,183)          (3,183)
                                       ----------------------------------------------------------

Balance June 30, 2001                  26,000          $      26      $   (6,894)       $  (6,868)
                                       ==========================================================


     The accompanying notes are an integral part of these interim financial statements

                                                Six Months     November 1, 2000
                                                  Ended         (inception) to
                                               June 30, 2001     June 30, 2001
                                               (Unaudited)         (Unaudited)
                                              ---------------------------------

CASH GENERATED BY:

OPERATING ACTIVITIES:

     Net loss for the period                   $    (3,183)         $    (6,894)
     Changes in non-cash working capital items:
       Accounts payable and accrued liabilities     (2,565)               1,046
       Due to related party                           -                   6,851
                                               --------------------------------

                                                    (5,748)               1,003
                                               --------------------------------

FINANCING ACTIVITIES:
     Proceeds on issue of common stock                -                      26
                                               --------------------------------

INVESTING ACTIVITIES:                                 -                    -
                                               --------------------------------

INCREASE (DECREASE) IN CASH                         (5,748)               1,029

CASH AT BEGINNING OF PERIOD                          6,777                 -
                                               --------------------------------

CASH AT END OF PERIOD                          $     1,029          $     1,029
                                               ================================

CASH CONSISTS OF:
     Cash                                      $        55          $        55
     Cash - in trust                                   974                  974
                                               --------------------------------

                                               $     1,029          $     1,029
                                               ================================


     The accompanying notes are an integral part of these interim financial statements.

                             VERTICAL SOLUTIONS INC.
                          (A Development Stage Company)

               NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001

NOTE 1  -  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
---------------------------------------------------------

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

For the quarter ended June 30, 2001 the Company incurred general and administrative expenses of $3,183 of which $1,882 represented professional fees. For the comparative period from November 1, 2000 (inception) to June 30, 2001 the Company incurred general and administrative expenses of $6,894.

For the quarter ended June 30, 2001 the Company had a net loss of $3,183 or $0.122 cents per share. For the period of November 1, 2000 (inception) to June 30, 2001 the Company had a net loss of $6,894 or $0.265 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended June 30, 2001, the Company used $5,748 in cash from operating activities. As at June 30, 2001 the Company had $1,029 cash in the bank and in trust accounts.

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

None.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VERTICAL SOLUTIONS INC.

Dated August 2, 2001                       By:  /s/ Richard Silas
                                           Richard Silas, President and Director

                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 ByLaws (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 22, 2000)