Form 10QSB
period 2001-09-30
VERTICAL SOLUTIONS INC
filed 2001-11-14
CIK 1130179

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of September 30, 2001, the Registrant had 26,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [] No [x]

                                   TABLE OF CONTENTS
                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               3

ITEM 1.   FINANCIAL STATEMENTS                                                 3

          BALANCE SHEET AS OF SEPTEMBER 30, 2001                               3

          INTERIM STATEMENTS OF OPERATIONS FOR
          THE NINE MONTHS ENDED SEPTEMBER 30, 2001                             4

          INTERIM STATEMENT OF STOCKHOLDERS'
          EQUITY FOR THE PERIOD FROM NOVEMBER 1, 2000
          (INCEPTION) TO SEPTEMBER 30, 2001                                    5

          STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2001                                      6

          NOTES TO FINANCIAL STATEMENTS                                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8

PART II -   OTHER INFORMATION                                                  9

ITEM 1.   LEGAL PROCEEDINGS                                                    9

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                            9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                              9

ITEM 5.   OTHER INFORMATION                                                    9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                VERTICAL SOLUTIONS INC.
                             (A Development Stage Company)

                                INTERIM BALANCE SHEETS

                                                    September 30,
                                                        2001       December 31,
                                                     (Unaudited)       2000
                                                    ---------------------------

                                          ASSETS
                                          ------

CURRENT ASSETS
   Cash                                             $        38     $       108
   Cash -in trust                                           301           6,669
                                                    ---------------------------
                                                    $       339     $     6,777
                                                    ===========================

                                        LIABILITIES
                                        -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         $       893     $     3,611
   Due to related party (Note 3)                          6,851           6,851
                                                    ---------------------------
                                                          7,744          10,462
                                                    ---------------------------

                              SHAREHOLDERS' EQUITY (DEFICIENCY)
                              ---------------------------------

SHARE CAPITAL
     Authorized:   100,000,000 common
                   shares with a par value
                   of $0.001 per share
     Issued:       26,000 (2,000-26,000)
                   common shares                             26              26

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE                                       (7,431)         (3,711)
                                                    ---------------------------
                                                         (7,405)         (3,685)
                                                    ---------------------------
                                                    $       339     $     6,777
                                                    ===========================

Approved on Behalf of the Board:

/s/ Richard Silas                  /s/ Nicolas Awde
___________________________        ____________________________
Director                           Director

     The accompanying notes are an integral part of these interim financial statements.

                                VERTICAL SOLUTIONS INC.
                             (A Development Stage Company)

   INTERIM STATEMENTS OF OPERATIONS

                                             Nine Months      November 1, 2000
                                                 Ended         (inception) to
                                          September 30, 2001  September 30, 2001
                                              (Unaudited)         (Unaudited)
                                          --------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Audit                                     $      -            $       948
   Bank Charges                                       68                  68
   Legal                                           2,365               5,027
   Office and general                              1,287               1,388
                                             -------------------------------

NET LOSS FOR THE PERIOD                      $     3,720         $     7,431
                                             ===============================

BASIC NET LOSS PER SHARE                     $    (0.143)        $    (0.285)
                                             ===============================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               26,000              26,000
                                             ===============================


    The accompanying notes are an integral part of these interim financial statements

                                VERTICAL SOLUTIONS INC.
                             (A Development Stage Company)

                INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION,
                                 TO SEPTEMBER 30, 2001

                                       (Unaudited)

                                                                             Deficit
                                                                           Accumulated
                                                                              during        Shareholders'
                                           Common             Amount        Development        Equity
                                            Stock               $              Stage        (Deficiency)
                                       ----------------------------------------------------------------------
Common stock issued for cash:

   November 1, 2000                        2,000        $         2      $       -        $         2
   November 2, 2000                       24,000                 24              -                 24

Net loss for the period
 November 1, 2000, date of
 incorporation, to
 December 31, 2000                          -                  -               (3,711)         (3,711)
                                       ----------------------------------------------------------------------

Balance December 31, 2000                 26,000                 26            (3,711)         (3,685)
                                       ----------------------------------------------------------------------

Net loss for the nine months
 Ended September 30, 2001                   -                  -               (3,720)         (3,720)
                                       ----------------------------------------------------------------------

Balance September 30, 2001                26,000        $        26      $     (7,431)    $    (7,405)
                                       ======================================================================


   The accompanying notes are an integral part of these interim financial statements

                                VERTICAL SOLUTIONS INC.
                             (A Development Stage Company)

            INTERIM STATEMENTS OF CASH FLOWS

                                             Nine Months        November 1, 2000
                                                 Ended       (date of incorporation)
                                          September 30, 2001   September 30, 2001
                                              (Unaudited)         (Unaudited)
                                       ---------------------------------------------
CASH GENERATED BY:

OPERATING ACTIVITIES:

   Net loss for the period                   $    (3,720)        $    (7,431)
   Changes in non-cash working capital items:
     Accounts payable and accrued liabilities     (2,718)                893
     Due to related party                           -                  6,851
                                             -------------------------------

                                                  (6,438)                313
                                             -------------------------------

FINANCING ACTIVITIES:
   Proceeds on issue of common stock                -                     26
                                             -------------------------------

INVESTING ACTIVITIES:                               -                   -
                                             -------------------------------

INCREASE (DECREASE) IN CASH                       (6,438)                339

CASH AT BEGINNING OF PERIOD                        6,777                -
                                             -------------------------------

CASH AT END OF PERIOD                        $       339         $       339
                                             ===============================

CASH CONSISTS OF:
   Cash                                      $        38         $        38
   Cash - in trust                                   301                 301
                                             -------------------------------

                                             $       339         $       339
                                             ===============================


    The accompanying notes are an integral part of these interim financial statements

                                VERTICAL SOLUTIONS INC.
                             (A Development Stage Company)

                  NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 2001

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

For the quarter ended September 30, 2001 the Company incurred general and administrative expenses of $3,720 of which $2,365 represented professional fees. For the comparative period from November 1, 2000 (inception) to September 30, 2001 the Company incurred general and administrative expenses of $7,431.

For the quarter ended September 30, 2001 the Company had a net loss of $3,720 or $0.143 cents per share. For the period of November 1, 2000 (inception) to September 30, 2001 the Company had a net loss of $7,431 or $0.285 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended September 30, 2001, the Company used $6,438 in cash from operating activities. As at September 30, 2001 the Company had $339 cash in the bank and in trust accounts.

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

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VERTICAL SOLUTIONS INC.

Dated November 14, 2001          By: /s/ Richard Silas
                                 Richard Silas, President and Director

                              EXHIBIT INDEX

Number        Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 ByLaws (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 22, 2000)